Form 10-K
period 2006-12-31
STRUCTURED PRODUCTS CORP COR TRUST FOR GOLD SACHS CAPITAL I
filed 2007-03-28
CIK 1281960

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended:                            Commission File Number:
     December 31, 2006                                        001-32025

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

                          Yes  X(1)        No ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

__________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                            Yes  __          No  X


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

Item 14.     Controls and Procedures

             Not Applicable

                                  PART IV

Item 15.     Exhibits, Financial Schedules and Reports on Form 8-K

(a)    The following documents are also filed as part of this Report:

        3. Exhibits:


          99.1 Certification by Assistant Secretary, Assistant Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          99.2     Annual Compliance Report by Trustee.

          99.3     Report of Aston Bell & Associates.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


       1. Trustee's Distribution Statement for the February 15, 2006 Distribution Date filed on Form 8-K on 1. March 2, 2006.

       2. Trustee's Distribution Statement for the August 15, 2006 Distribution Date filed on Form 8-K on 2. August 25, 2006.


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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")



Dated:  March 28, 2007           By:       /s/ John W. Dickey
                                 -------------------------------
                                 Name:     John W. Dickey
                                 Title:    Authorized Signatory

                                                                    Exhibit 99.1


                                  CERTIFICATION


I, John W. Dickey, certify that:

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

3. Based on my knowledge, the distribution or servicing information required to e provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the compliance by the trustee and the depositor with the minimum servicing or similar standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and ervicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                       By:        /s/ John W. Dickey
                                       --------------------------------
                                       Name:      John W. Dickey
                                       Title:     Authorized Signatory
                                       Date:      March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For Goldman Sachs Capital I, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.     The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                /s/ Marlene Fahey
                                        --------------------------
                                        Name:   Marlene Fahey
                                        Title:  Vice President
                                        Date:   March 28, 2007

                                                                    Exhibit 99.3





                              Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re:       CorTS Trust for Goldman Sachs Capital I (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of December 15, 2000, as supplemented by the CorTS Trust for Goldman Sachs Capital I Series Supplement, dated as of February 27, 2004 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2006 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2006.


/s/ Aston Bell
New York, New York
March 19, 2007

                                  EXHIBIT INDEX

  Exhibit                                                                   Page

     99.1     Certification by Assistant Secretary, Assistant
              Vice President and Finance Officer of the
              Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.2     Annual Compliance Report by Trustee pursuant to 15
              U.S.C. Section 7241.

     99.3     Report of Aston Bell & Associates.